Form 10-K/A
period 1998-12-31
NORWEST ASSET SEC CORP MORT PS THR CERT SER 1998-4 TRUST
filed 1999-12-20
CIK 1056401

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-K/A
                                 Amendment No. 1

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

     Yes   X          No ___



This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 25, 1999, on behalf of Norwest Asset Securities Corporation Mortgage Pass-Through Certificates Series 1998-4 Trust established pursuant to a Pooling and Servicing Agreement among NORWEST ASSET SECURITIES CORPORATION (Seller) and NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION (Master Servicer) and UNITED STATES TRUST COMPANY OF NEW YORK (Trustee) and FIRST UNION NATIONAL BANK (Trust Administrator), pursuant to which the Norwest Asset Securities Corporation Mortgage Pass-Through Certificates Series 1998-4 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.

Item 14 of the Original Form 10-K is amended to read in its entirety as follows:


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual Independent Accountants' Servicing
                     Reports concerning servicing activities for the year ended December 31, 1998.

                     a)   AMERICA FIRST CREDIT UNION <F1>
                     b)   FIRST UNION MTG CORP <F1>
                     c)   FT MTG COMPANIES <F1>
                     d)   HUNTINGTON MTG CO <F1>
                     e)   KNUTSON MTG CORP <F1>
                     f)   NATIONAL CITY MTG CO <F1>
                     g)   NORWEST MTG INC <F1>
                     h)   SUN TRUST MTG INC <F1>


              (99.2) Report of Management as to Compliance with
                     Minimum Servicing Standards for the year ended December 31, 1998.

                     a)   AMERICA FIRST CREDIT UNION <F1>
                     b)   FIRST UNION MTG CORP <F1>
                     c)   FT MTG COMPANIES <F1>
                     d)   HUNTINGTON MTG CO <F1>
                     e)   KNUTSON MTG CORP <F1>
                     f)   NATIONAL CITY MTG CO <F1>
                     g)   NORWEST MTG INC <F1>
                     h)   SUN TRUST MTG INC <F1>

              (99.3) Annual Statements of Compliance under the
                     Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)   AMERICA FIRST CREDIT UNION <F1>
                     b)   FIRST UNION MTG CORP <F1>
                     c)   FT MTG COMPANIES <F1>
                     d)   HUNTINGTON MTG CO <F1>
                     e)   KNUTSON MTG CORP <F1>
                     f)   NATIONAL CITY MTG CO <F1>
                     g)   NORWEST MTG INC <F1>
                     h)   SUN TRUST MTG INC <F2>

              (99.4) Aggregate Statement of Principal and
                     Interest Distributions to Certificate
                     Holders. <F2>

            (b) On October 6, 1998, November 10, 1998, and December 8, 1998, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c)  Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

                           SIGNATURE

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

Dated:  December 15, 1999





Exhibits

Exhibit No.

(99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1998.

                     a)   AMERICA FIRST CREDIT UNION <F1>
                     b)   FIRST UNION MTG CORP <F1>
                     c)   FT MTG COMPANIES <F1>
                     d)   HUNTINGTON MTG CO <F1>
                     e)   KNUTSON MTG CORP <F1>
                     f)   NATIONAL CITY MTG CO <F1>
                     g)   NORWEST MTG INC <F1>
                     h)   SUN TRUST MTG INC <F1>


(99.2) Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1998.

                     a)   AMERICA FIRST CREDIT UNION <F1>
                     b)   FIRST UNION MTG CORP <F1>
                     c)   FT MTG COMPANIES <F1>
                     d)   HUNTINGTON MTG CO <F1>
                     e)   KNUTSON MTG CORP <F1>
                     f)   NATIONAL CITY MTG CO <F1>
                     g)   NORWEST MTG INC <F1>
                     h)   SUN TRUST MTG INC <F1>

(99.3)  Annual   Statements  of  Compliance  under  the  Pooling  and  Servicing
        Agreements for the year ended December 31, 1998.

                     a)   AMERICA FIRST CREDIT UNION <F1>
                     b)   FIRST UNION MTG CORP <F1>
                     c)   FT MTG COMPANIES <F1>
                     d)   HUNTINGTON MTG CO <F1>
                     e)   KNUTSON MTG CORP <F1>
                     f)   NATIONAL CITY MTG CO <F1>
                     g)   NORWEST MTG INC <F1>
                     h)   SUN TRUST MTG INC <F1>

(99.4)  Aggregate   Statement  of  Principal  and  Interest   Distributions   to
        Certificate Holders.<F2>


<F1>  Filed herewith.
<F2>  Previously filed.